Form 10-Q
period 2018-06-30
Peony Grove Acquisition Corp
filed 2018-08-17
CIK 1709590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2018

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55811

                      PEONY GROVE ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                             82-1859022
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

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
				  Emerging growth company
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 14, 2018

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2018 (unaudited) and
December 31, 2017                                                    2

Condensed Statements of Operations for the Three
and Six Months Ended June 30, 2018 and for the period
from May 17, 2017 (Inception) to June 30, 2017 (unaudited)           3

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2018 and for the period from May 17, 2017
(Inception) to June 30, 2017 (unaudited)                             4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

                PEONY GROVE ACQUISITION CORPORATION
                    CONDENSED BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $        500	      $     2,000
                                            ------------      ------------
           Total liabilities                        500	            2,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       June 30, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at June 30, 2018 and
       December 31, 2017, respectively            2,000             2,000

       Additional paid-in capital                 2,712		      312

       Accumulated deficit                       (5,212)           (4,312)
                                            ------------      ------------
          Total stockholders' deficit              (500)           (2,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                         PEONY GROVE ACQUISITION CORPORATION
                         CONDENSED STATEMENTS OF OPERATIONS
     	                                                         				 (UNAUDITED)

                                                              For the period
        	                For the three    For the six  from May 17, 2017
                                months ended    months ended  (Inception) to
	                        June 30, 2018   June 30, 2018 June 30, 2017
                                -------------   -------------  --------------
    Revenue                      $        -     $         -     $         -
    Cost of revenues                      -               -               -
                                -------------   -------------  --------------
    Gross profit                          -               -               -
                                -------------   -------------  --------------
    Operating expenses                   250             900          3,312
                                -------------   -------------  --------------
    Operating loss                      (250)           (900)        (3,312)
                                -------------   -------------  --------------
    Loss before income taxes            (250)           (900)        (3,312)
    Income tax expense                                    -               -
                                 ------------   -------------  --------------
    Net loss                     $      (250)   $       (900)   $    (3,312)
                                 ============   =============  ==============
    Loss per share -
        basic and diluted        $     (0.00)   $      (0.00)   $     (0.0)
                                 ============   =============  =============
    Weighted average shares -     20,000,000      20,000,000     20,000,000
         basic and diluted       ============    ============  =============



   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                         PEONY GROVE ACQUISITION CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         For the period
        	     	                 For the Six     from May 17, 2017
                                         Months Ended    (Inception) to
                                         June 30, 2018   June 30, 2017
                                         -------------   -------------
OPERATING ACTIVITIES
   Net loss                              $     (900)     $     (3,312)

   Non-cash adjustments to reconcile
     net loss to net cash:

     Expenses paid for by stockholder
     and contributed as capital                 2,400             312

   Common stock issued for services                             2,000

   Changes in Operating Assets and
        Liabilities:
     Accrued liabilities                       (1,500)          1,000
                                        ---------------   -------------
       Net cash provided by (used in)
         operating activities                      -               -
                                        --------------    -------------
   Net increase in cash                            -               -
   Cash, beginning of period                       -               -
                                        --------------    -------------
     Cash, end of period                $          -      $        -
                                        ==============    =============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                      $          -      $        -
                                        ==============    =============
     Interest                           $          -      $        -
                                        ==============    =============

  The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                        PEONY GROVE ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Peony Grove Acquisition Corporation) (the "Company") was incorporated on
May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to shareholders and filing a registration statement on Form 10 to register a class of its common stock.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                      PEONY GROVE ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future condensed financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $900 for the six months ended
June 30, 2018. The Company had a working capital deficit of $500 and an accumulated deficit of $5,212 as of June 30, 2018 and a working captial deficit of $2,000 and an accumulated deficit of $4,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $500 and $2,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On May 17, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 15, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

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

    Since inception the Company's operations to date of the period covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

     As of June 30, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $900 and an accumulated deficit of $5,212 for the six months ended and as of June 30, 2018, respectively.

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

     In the present case of the Company, management maintained sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the officers and directors of the Company, were the officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

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


 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

     On May 17, 2017 the Company issued the following shares of its common stock for services rendered to the Company:

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

                           PEONY GROVE ACQUISITION CORPORATION


                            By:   /s/ James Cassidy
                                  President, Chief Financial Officer

Dated:   August 16, 2018